Form 10-Q
period 2003-06-30
JORDAN VALLEY HOSPITAL LP
filed 2003-08-29
CIK 1227941

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

COMMISSION FILE NUMBER: 333-106612-09

JORDAN VALLEY HOSPITAL, LP

(Exact Name of Registrant as Specified in Its Certificate of Limited Partnership)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	82-0588653 (I.R.S. Employer (Identification No.)

113 SEABOARD LANE, SUITE A-200
FRANKLIN, TENNESSEE 37067
(Address of Principal Executive Offices)

(615) 844-2747
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

      Indicate by check mark ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑

      Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

      The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q (as modified by grants of no-action relief) and is therefore filing this form using the reduced disclosure format specified therein.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

JORDAN VALLEY HOSPITAL, LP
CONDENSED BALANCE SHEETS
 (In thousands)

		Predecessor
		(Note 1)
	(unaudited)
	June 30,	September 30,
	2003	2002

Assets
Current assets:
Cash	$—	$226
Accounts receivable, net of allowance for doubtful accounts of $2,717 and $2,134, respectively	7,006	7,603
Due (to) from affiliate	7,076	(3,055)
Inventories	1,119	1,116
Prepaid expenses and other current assets	358	650

Total current assets	15,559	6,540
Property and equipment, net	33,385	32,881
Goodwill	8,925	8,925
Other assets, net	1,150	944

Total assets	$59,019	49,290

Liabilities and Equity
Current liabilities:
Accounts payable	$2,165	2,533
Salaries and benefits payable	1,099	979
Other accrued liabilities	251	193
Current portion of long term debt and capital lease obligations	935	319

Total current liabilities	4,450	4,024
Long term portion of debt allocated from IASIS and capital leases	32,683	46,476

Total liabilities	37,133	50,500
Partners’ capital	21,886	—
Stockholders’ deficit	—	(1,210)

Total liabilities and equity	$59,019	$49,290

See accompanying notes.

JORDAN VALLEY HOSPITAL, LP
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands)

		Predecessor (Note 1)

	Three Months	Six Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2002

Net revenue	$13,563	$25,275	$11,410	$31,546
Costs and expenses:
Salaries and benefits	4,359	8,753	3,826	11,219
Supplies	1,623	3,051	1,401	4,186
Other operating expenses	2,356	3,908	1,796	5,130
Provision for bad debts	1,003	1,973	844	2,417
Interest expense	780	3,001	1,479	4,430
Depreciation and amortization	804	1,555	666	1,918
Management fees	271	1,159	411	1,096

Total costs and expenses	11,196	23,400	10,423	30,396

Net earnings	$2,367	$1,875	$987	$1,150

See accompanying notes.

JORDAN VALLEY HOSPITAL, LP
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

		Predecessor
		(Note 1)

	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	June 30, 2003	March 31, 2003	June 30, 2002

Cash flows from operating activities
Net earnings	$2,367	$1,875	$1,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	804	1,555	1,918
Changes in operating assets and liabilities:
Accounts receivable	310	287	(722)
Inventories, prepaid expenses and other current assets	(16)	102	(957)
Accounts payable, salaries and benefits payable and other accrued liabilities	521	(710)	(1,073)

Net cash provided by operating activities	3,986	3,109	316
Cash flows from investing activities
Purchases of property and equipment, net	(1,505)	(1,357)	(1,059)
Change in other assets	118	(324)	17

Net cash used in investing activities	(1,387)	(1,681)	(1,042)
Cash flows from financing activities
Change in due to affiliate, net	(3,806)	(1,497)	(703)
Proceeds from syndication	1,288	—	—
Payment of capital leases	(81)	(157)	(23)

Net cash used in financing activities	(2,599)	(1,654)	726

Change in cash	—	(226)	—
Cash at beginning of the period	—	226	—

Cash at end of the period	$—	$—	$—

See accompanying notes.

JORDAN VALLEY HOSPITAL, LP
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

1. Organization

      Jordan Valley Hospital, LP, a Delaware limited partnership (the “Partnership”) was formed on February 11, 2003 to own and operate Jordan Valley Hospital (the “Hospital”). The Hospital is a 50-bed acute care hospital that provides inpatient, outpatient and emergency care services to residents in and around the Salt Lake City, Utah area. The Partnership’s general partner is IASIS Healthcare Holdings, Inc. (“General Partner”) and the limited partners consist of IASIS Healthcare Corporation (“IASIS”) and other third party investors. The General Partner is an indirect wholly-owned subsidiary of IASIS. IASIS is a for-profit hospital management company that owns and operates 14 general, acute care hospitals in four states. IASIS also owns a Medicaid managed health plan in Arizona. The Partnership’s initial 99% limited partner was IASIS. On April 1, 2003, IASIS sold 2.6% of its limited partner units in the Partnership to third party investors, which reduced its ownership in the Partnership accordingly. Prior to this transaction, the Hospital was owned and operated by Jordan Valley Hospital, Inc.

      The financial statements for all periods prior to April 1, 2003 reflect the financial position, result of operations and cash flows of Jordan Valley Hospital, Inc., the Partnership’s predecessor entity (the “Predecessor Company”). The financial statements for all periods subsequent to April 1, 2003, reflect the financial position, results of operations and cash flows for the Hospital as operated by the Partnership. Unless stated otherwise as the Predecessor Company or the Partnership, all references to the Hospital include the operations of both the Predecessor Company and the Partnership.

      The unaudited condensed financial statements include the accounts of the Partnership and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      In the opinion of management, the accompanying unaudited condensed financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed financial statements and notes. Actual results could differ from those estimates.

2. Debt Allocated from IASIS

      In conjunction with the acquisition of the Hospital, the Predecessor Company entered into a promissory note (the “Note”) with IASIS in the amount of $45,080,363. Under provisions of the Note interest of 13% per annum is due and payable on October 1, of each year until October 1, 2004, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, shall be immediately due and payable in full. The Note may be prepaid in whole or in part without premium or penalty and may reborrow up to the stated principal amount.

      During 2003, the Partnership entered into a new promissory note (the “New Note”) with the Precessor Company in the amount of $32,301,279. The New Note is a five-year note at 9.3% interest per annum on a twenty-year amortization schedule.

3. Goodwill

      Goodwill represents cost in excess of the fair value of acquired tangible net assets of the Hospital and is evaluated for impairment according to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Partnership adopted SFAS No. 142 effective October 1, 2001 which resulted in no goodwill impairment.

JORDAN VALLEY HOSPITAL, LP
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS (Continued)

4. Commitments and Contingencies

      Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.

      The Partnership is subject to claims and legal actions arising in the ordinary course of business. The Partnership is currently not a party to any such proceedings that, in the Partnership’s opinion, would have a material adverse effect on the Partnership’s business, financial condition or results of operations.

      The Partnership’s assets and equity interests are pledged as a full and unconditional guarantee of certain debt of IASIS, which totaled approximately $654 million at June 30, 2003.

      In order to recruit and retain physicians to the communities it serves, the Partnership has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. Amounts advanced under the recruiting agreements are generally forgiven prorata over a period of 24 months after one year of completed service and contingent upon the physician continuing to practice in the respective community. The amounts advanced and not repaid, in management’s opinion, will not have a material adverse effect on the Partnership’s financial condition or results of operations.

5. Income Taxes

      No provision for income taxes has been reflected in the accompanying financial statements because the tax effect of the Partnership’s activities accrues to the individual partners. The Partnership’s tax returns and the amounts of distributable Partnership income or loss are subject to examination by the federal and state taxing authorities. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if any adjustment to the Partnership taxable income or loss is ultimately sustained by the taxing authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Pursuant to General Instruction (H)(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following discussion should be read in conjunction with our unaudited condensed financial statements, the notes to our unaudited condensed financial statements and the other financial information appearing elsewhere in this report.

Overview

      Jordan Valley Hospital, LP, also referred to as the Partnership, was formed on February 11, 2003 to own and operate Jordan Valley Hospital in West Jordan, Utah. The hospital is a 50-bed acute care hospital that provides inpatient, outpatient and emergency care services to residents in and around the Salt Lake City, Utah area. The Partnership’s 1% general partner is IASIS Healthcare Holdings, Inc., which is an indirect wholly-owned subsidiary of IASIS Healthcare Corporation, also referred to as IASIS. IASIS is a for-profit hospital management company that owns and operates 14 general, acute care hospitals in four states. IASIS also owns a Medicaid managed health plan in Arizona. The Partnership’s initial 99% limited partner was IASIS. On April 1, 2003, IASIS sold 2.6% of its limited partner units in the Partnership to third party investors, which reduced its ownership in the Partnership accordingly. Prior to this transaction, the hospital was owned and operated by Jordan Valley Hospital, Inc.

      On June 6, 2003, IASIS issued $100.0 million of 8-1/2% senior subordinated notes due 2009. On August 14, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, IASIS exchanged all of its outstanding 8-1/2% senior subordinated notes due 2009 for 8-1/2% senior subordinated notes due 2009 that are registered under the Securities Act of 1933, as amended. The notes are guaranteed by all of IASIS’s material subsidiaries other than Health Choice Arizona, Inc., including the Partnership.

      The Partnership, along with all of IASIS’s material subsidiaries, also guarantees IASIS’s 13% senior subordinated notes due 2009 in the amount of $230.0 million. The 13% senior subordinated notes were issued on October 13, 1999. On May 25, 2000, IASIS exchanged all of its outstanding 13% senior subordinated notes due 2009 for 13% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended.

Forward Looking Statements

      Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, our ability to negotiate favorable contracts with managed care plans; the highly competitive nature of the healthcare industry; possible changes in Medicare and Medicaid reimbursement levels and other federal or state healthcare reforms; future cost containment initiatives undertaken by purchasers of healthcare services; our ability to attract and retain qualified management and personnel, including physicians and nurses; the effect of existing and future governmental regulations, including the Balanced Budget Act of 1997, the Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000; the impact of possible governmental investigations; our ability to use our information systems effectively; our limited operating history; and general economic and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

      The following table presents, for the period indicated, information expressed as a percentage of net revenue. Such information has been derived from our unaudited condensed statement of operations.

		Predecessor

	Three Months	Six Months	Three Months	Nine Months
	Ended June 30,	Ended March 31,	Ended June 30,	Ended June 30,
	2003	2003	2002	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	32.1	34.6	33.5	35.6
Supplies	12.0	12.1	12.3	13.3
Other operating expenses	17.4	15.5	15.8	16.2
Provision for bad debts	7.4	7.8	7.4	7.7
Interest expense	5.7	11.9	13.0	14.0
Depreciation and amortization	5.9	6.1	5.8	6.1
Management fees	2.0	4.6	3.6	3.5

Net earnings	17.5%	7.4%	8.6%	3.6%

Three Months Ended June 30, 2003 (Partnership) Compared to Three Months Ended June 30, 2002 (Predecessor)

Net Revenue

      Net revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments. The adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Established hospital charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

      Net revenue totaled $13.6 million in the three months ended June 30, 2003, compared to $11.4 million in the same period during 2002, an increase of $2.2, or 18.9%. Net patient revenue per adjusted admission increased 19.3% for the three months ended June 30, 2003, compared to the same period in 2002. The increase in net patient revenue per adjusted admission was due primarily to increased acuity and price increases.

      Admissions increased 6.1% from 1,236 for the three months ended June 30, 2002 to 1,311 for the same period in 2003, and adjusted admissions decreased 0.3% from 3,032 for the three months ended June 30, 2002, to 3,022 for the same period in 2003.

Operating Expenses

      Salaries and benefits increased $533,000 from $3.8 million, or 33.5% of net revenue, in the three months ended June 30, 2002 to $4.3 million or 32.1% of net revenue, in the three months ended June 30, 2003. The increase was due primarily to volume growth, general wage inflation and an increase in employee benefits. The 1.4% decrease in salaries and benefits as a percentage of net revenue during the three months ended June 30, 2003 from the prior year period resulted from the staffing efficiencies achieved from leveraging costs through the growth in net revenue.

      Supplies expense increased $222,000 from $1.4 million, or 12.3% of net revenue, in the three months ended June 30, 2002 to $1.6 million, or 12.0% of net revenue, in the three months ended June 30, 2003. Supplies as a percentage of net revenue decreased 0.3% during the three months ended June 30, 2003 from the prior year period as a result of improved compliance with IASIS’s group purchasing contract compared to the prior period.

      Other operating expenses, consisting of medical and clinical fees, other fees and services, repairs and maintenance, insurance, rent expense, amortization of physician recruiting costs and other expenses increased $560,000 from $1.8 million, or 15.8% of net revenue, in the three months ended June 30, 2002 to $2.4 million, or 17.4% of net revenue, in the three months ended June 30, 2003. The increase in other operating expenses was primarily the result of increases in insurance expense and physician recruiting costs. We expect our other operating expenses to continue to be negatively impacted for the near term by insurance expense increases as a result of continued cost pressures on the professional liability insurance market. Other operating expenses as a percentage of net revenue increased 1.6% during the three months ended June 30, 2003, over the prior year period.

      Provision for bad debts increased $159,000 from $844,000 in the three months ended June 30, 2002 to $1.0 million in the three months ended June 30, 2003. As a percentage of net revenue, provision for bad debts was unchanged at 7.4%.

      Depreciation and amortization expense increased $138,000 from $666,000 in the three months ended June 30, 2002 to $804,000 in the three months ended June 30, 2003. The increase in depreciation and amortization was primarily the result of additions to property and equipment during 2002 and 2003.

      Interest expense decreased $699,000 from $1.5 million in the three months ended June 30, 2002 to $780,000 in the three months ended June 30, 2003. The decrease in interest expense is due to the decrease in debt associated with a new promissory note entered into with Predecessor Company in April 2003.

      Management fees decreased $140,000 from $411,000 in the three months ended June 30, 2002 to $271,000 in the three months ended June 30, 2003. Management fees represent an allocation of IASIS’s corporate overhead costs. The decrease in allocated management fees resulted from a decrease in IASIS’s corporate overhead costs charged to the Partnership as compared to amounts charged by IASIS to the predecessor company.

      Net income was $987,000 for the three months ended June 30, 2002 as compared to $2.4 million for the three months ended June 30, 2003.

Nine Months Ended June 30, 2003 (Combined Partnership and Predecessor) Compared to Nine Months Ended June 30, 2002 (Predecessor)

Net Revenue

      Net revenue totaled $38.8 million in the nine months ended June 30, 2003, compared to $31.5 million in the same period during 2002, an increase of $7.3 million or 23.1%. Net patient revenue per adjusted admission increased 6.0% for the nine months ended June 30, 2003, compared to the same period in 2002. The increase in net patient revenue per adjusted admission was due primarily to price increases.

      Admissions increased 8.3% from 3,557 for the nine months ended June 30, 2002 to 3,854 for the same period in 2003, and adjusted admissions increased 16.2% from 7,869 for the nine months ended June 30, 2002, to 9,142 for the same period in 2003.

Operating Expenses

      Salaries and benefits increased $1.9 million from $11.2 million, 35.6% of net revenue, in the nine months ended June 30, 2002 to $13.1 million, or 33.8% of net revenue, in the nine months ended June 30, 2003. The increase was due primarily to general wage inflation and an increase in employee benefits. The 1.8% decrease in salaries and benefits as a percentage of net revenue during the nine months ended June 30, 2003 over the prior year period resulted from the staffing efficiencies achieved from leveraging costs through the growth in net revenue.

      Supplies expense increased $482,000 from $4.2 million, or 13.3% of net revenue, in the nine months ended June 30, 2002 to $4.7 million, or 12.0% of net revenue, in the nine months ended June 30, 2003. Supplies as a percentage of net revenue decreased 1.3% during the nine months ended June 30, 2003 over the prior year period as a result of improved compliance with IASIS’s group purchasing contract compared to the prior period.

      Other operating expenses, consisting of medical and clinical fees, other fees and services, repairs and maintenance, insurance, rent expense, amortization of physician recruiting costs and other expenses increased $1.1 million from $5.1 million, or 16.3% of net revenue, in the nine months ended June 30, 2002 to $6.3 million, or 16.1% of net revenue, in the nine months ended June 30, 2003. The increase in other operating expenses was primarily the result of increases in insurance expense and physician recruiting costs. We expect our other operating expenses to continue to be negatively impacted for the near term by insurance expense increases as a result of continued cost pressures on the professional liability insurance market. Other operating expenses as a percent of net revenue decreased 0.2% during the nine months ended June 30, 2003, over the prior year period.

      Provision for bad debts increased $559,000 from $2.4 million in the nine months ended June 30, 2002 to $3.0 million in the nine months ended June 30, 2003. As a percentage of net revenue, provision for bad debts was unchanged at 7.7%.

      Depreciation and amortization expense increased $441,000 from $1.9 million in the nine months ended June 30, 2002 to $2.4 in the nine months ended June 30, 2003. The increase in depreciation and amortization was primarily the result of additions to property and equipment during 2002 and 2003.

      Interest expense decreased $649,000 from $4.4 million in the nine months ended June 30, 2002 to $3.8 million in the nine months ended June 30, 2003. The decrease in interest expense is due to the decrease in debt associated with a new promissory note entered into with the Predecessor Company in April 2003.

      Management fees increased $334,000 from $1.1 million for the nine months ended June 30, 2002 to $1.4 million for the nine months ended June 30, 2003. Management fees represent an allocation of IASIS’s corporate overhead costs. The increase in allocated management fees resulted from an increase in IASIS’s corporate overhead costs.

      Net income was $1.2 million for the nine months ended June 30, 2002 as compared to $3.2 million for the nine months ended June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Omitted pursuant to General Instruction (H)(2)(c) of Form 10-Q.

Item 4. Controls and Procedures

      Under the supervision and with the participation of our management team, including the persons performing the functions of principal executive officer and principal financial officer of the Partnership, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2003. Based on this evaluation, the persons performing the functions of principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

      There were no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

3.1	Certificate of Limited Partnership of Jordan Valley Hospital, LP, as filed with the Secretary of State of the State of Delaware on February 11, 2003*

3.2	Limited Partnership Agreement of Jordan Valley Hospital, LP*

4.1	Supplemental Indenture dated April 1, 2003, between Jordan Valley Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee*

4.2	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee*

4.3	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors*

4.4	Registration Rights Agreement dated June 6, 2003, by and among IASIS Healthcare Corporation, the Guarantors signatories thereto and Banc Of America Securities LLC, Bear, Stearns & Co. Inc. and Citigroup Global Markets Inc.*

10.1	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent*

31.1	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	(Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-106612-09))

(b)	Reports on Form 8-K:

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JORDAN VALLEY HOSPITAL, LP

	By:	IASIS Healthcare Holdings, Inc. General Partner

Date: August 29, 2003	By:	/s/ Benjamin Cluff Benjamin Cluff, Chief Financial Officer- Jordan Valley Hospital

EXHIBIT INDEX

3.1	Certificate of Limited Partnership of Jordan Valley Hospital, LP, as filed with the Secretary of State of the State of Delaware on February 11, 2003*

3.2	Limited Partnership Agreement of Jordan Valley Hospital, LP*

4.1	Supplemental Indenture dated April 1, 2003, between Jordan Valley Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee*

4.2	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee*

4.3	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors*

4.4	Registration Rights Agreement dated June 6, 2003, by and among IASIS Healthcare Corporation, the Guarantors signatories thereto and Banc Of America Securities LLC, Bear, Stearns & Co. Inc. and Citigroup Global Markets Inc.*

10.1	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent*

31.1	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	(Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-106612-09))